Form 10-K
period 2006-12-31
Fremont Home Loan Trust 2006-A
filed 2007-04-02
CIK 1361292

UNITED STATES
                             SECURITIES AND EXCHANGE COMMISSION
                                   WASHINGTON, D.C. 20549



                                          FORM 10-K


  (Mark one)

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 2006

      OR



  / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


       Commission file number:  333-130961-07

       Fremont Home Loan Trust 2006-A
       (exact name of issuing entity as specified in its charter)

       Financial Asset Securities Corp. (depositor)
       (exact name of the registrant as specified in its charter)

       Fremont Investment & Loan
       (exact name of the sponsor as specified in its charter)


  Delaware                                          06-1442101
  (State or other jurisdiction of                   (I.R.S. Employer
  incorporation or organization)                    Identification No.)



   600 Steamboat Road
   Greenwich, CT                               06830
  (Address of principal executive offices)    (Zip Code)


  Registrant's telephone number, including area code: (203) 625-2700


  Securities registered pursuant to Section 12(b) of the Act:

        NONE.


  Securities registered pursuant to Section 12(g) of the Act:

        NONE.

  This report omits to disclose the Attestation Report of Fremont Investment & Loan required by Rule 15d-18 of the Securities Exchange Act of 1934, as amended.


  Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

        Yes  ___     No  X


  Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

        Yes  ___     No  X


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

        Yes  X       No  ___


  Indicate by check mark if disclosure of delinquent filers pursuant to
  Item 405 of Regulation S-K ( 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

             X


  Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):


  Large accelerated filer ___  Accelerated filer ___  Non-accelerated filer X


  Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

        Yes  ___     No  X


  State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

        Not applicable.


  Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

         Not applicable.

  Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of December 31, 2006.

         Not applicable.


     Documents Incorporated by Reference

  List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1)Any annual report to security holders; (2)
  Any proxy or information statement; and (3)Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

        Not applicable.


                                   PART I
  Item 1.  Business.

            Omitted.


  Item 1A.  Risk Factors.

            Omitted.


  Item 1B.  Unresolved Staff Comments.

            Omitted.


  Item 2.  Properties.

            Omitted.


  Item 3.  Legal Proceedings.

            Omitted.


  Item 4.  Submission of Matters to a Vote of Security Holders.

            Omitted.


                                PART II

  Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

            Omitted.


  Item 6.  Selected Financial Data.

            Omitted.


  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

            Omitted.


  Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

            Omitted.


  Item 8.  Financial Statements and Supplementary Data.

            Omitted.


  Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

            Omitted.


  Item 9A. Controls and Procedures.

            Omitted.


  Item 9A(T). Controls and Procedures.

            Omitted.

  Item 9B. Other Information.

            None.

  Item 10. Directors, Executive Officers and Corporate Governance.

            Omitted.


  Item 11. Executive Compensation.

            Omitted.

  Item 12. Security Ownership of Certain Beneficial Owners and
           Management and Related Stockholder Matters.

            Omitted.


  Item 13. Certain Relationships and Related Transactions, and Director Independence.

            Omitted.


  Item 14. Principal Accounting Fees and Services.

            Omitted.



               ADDITIONAL DISCLOSURE ITEMS PURSUANT TO GENERAL INSTRUCTION J

  Item 1112(b) of Regulation AB, Significant Obligor Financial Information.

            No single obligor represents more than 10% of the pool assets held by this transaction.


  Item 1114(b)(2) and 1115(b) of Regulation AB, Significant Enhancement
             Provider Financial Information.


            No entity or group of affiliated entities provides external credit enhancement, uses any derivative instruments or other support for the certificates within this transaction with a significance percentage calculated in excess of 10%.



  Item 1117 of Regulation AB, Legal Proceedings.


  Recent Events Relating to Fremont Investment & Loan

  Pursuant to a Form 12b-25 filed on March 2, 2007, Fremont General Corporation ("Fremont General"), the parent of Fremont Investment & Loan ("Fremont"), announced that it was delaying the filing of its Annual Report on Form 10-K for the fiscal year ended December 31, 2006. Pursuant to a Form 8-K filed on March 16, 2007, Fremont General announced that it would not file its Annual Report on Form 10-K for the fiscal year ended December 31, 2006 before its extended deadline of April 17, 2007.

  Fremont General also announced that, in light of the current operating environment for subprime mortgage lenders and recent legislative and regulatory events, Fremont intends to exit its subprime residential real estate lending business. Fremont General is are engaged in discussions with various parties regarding the sale or other disposition of the residential loan origination platform and has engaged Credit Suisse Securities LLC in connection therewith; however, there can be no assurance that Fremont General or its affiliates will be able to enter into any transaction involving its residential loan origination platform.

  Additionally, on March 7, 2006, Fremont General announced that it, Fremont and Fremont General's wholly owned subsidiary, Fremont General Credit Corporation, have consented to the terms of a cease and desist order issued by the Federal Deposit Insurance Corporation without admitting to the allegations contained therein. The cease and desist order requires, among other things, Fremont to cease and desist from the following:

      * Operating with management whose policies and practices are detrimental to Fremont;

      * Operating Fremont without effective risk management policies and procedures in place in relation to Fremont's brokered subprime mortgage lending and commercial real estate construction lending businesses;

      * Operating with inadequate underwriting criteria and excessive risk in relation to the kind and quality of assets held by Fremont;

      * Operating without an accurate, rigorous and properly documented methodology concerning its allowance for loan and lease losses;

      * Operating with a large volume of poor quality loans;

      * Engaging in unsatisfactory lending practices;

      * Operating without an adequate strategic plan in relation to the volatility of Fremont's business lines and the kind and quality of assets held by Fremont;

      * Operating with inadequate capital in relation to the kind and quality of assets held by Fremont;

      * Operating in such a manner as to produce low and unsustainable earnings;

      * Operating with inadequate provisions for liquidity in relation to the volatility of Fremont's business lines and the kind and quality of assets held by Fremont;

      * Marketing and extending adjustable-rate mortgage products to subprime borrowers in an unsafe and unsound manner that greatly increases the risk that borrowers will default on the loans or otherwise cause losses to Fremont, including (1) adjustable-rate mortgage products that qualify borrowers for loans with low initial payments based on an introductory rate that will expire after an initial period, without adequate analysis of the borrower's ability to repay at the fully indexed rate, (2) adjustable-rate mortgage products containing features likely to require frequent refinancing to maintain affordable monthly payment or to avoid foreclosure, and (3) loans or loan arrangements with loan-to-value ratios approaching or exceeding 100 percent of the value of the collateral;

      * Making mortgage loans without adequately considering the borrower's ability to repay the mortgage according to its terms;

      * Operating in violation of Section 23B of the Federal Reserve Act, in that Fremont engaged in transactions with its affiliates on terms and under circumstances that in good faith would not be offered to, or would not apply to, nonaffiliated companies; and

      * Operating inconsistently with the Federal Deposit Insurance Corporation's Interagency Advisory on Mortgage Banking and Interagency Expanded Guidance for Subprime Lending Programs.

  The cease and desist order also requires Fremont to take a number of steps, including (1) having and retaining qualified management; (2) limiting Fremont General's and Fremont General Credit Corporation's representation on Fremont's board of directors and requiring that independent directors comprise a majority of Fremont's board of directors; (3) revising and implementing written lending policies to provide effective guidance and control over Fremont's residential lending function; (4) revising and implementing policies governing communications with consumers to ensure that borrowers are provided with sufficient information; (5) implementing control systems to monitor whether Fremont's actual practices are consistent with its policies and procedures; (6) implementing a third-party mortgage broker monitoring program and plan; (7) developing a five-year strategic plan, including policies and procedures for diversifying Fremont's loan portfolio; (8) implementing a policy covering Fremont's capital analysis on subprime residential loans; (9) performing quarterly valuations and cash flow analyses on Fremont's residual interests and mortgage servicing rights from its residential lending operation, and obtaining annual independent valuations of such interests and rights; (10) limiting extensions of credit to certain commercial real estate borrowers; (11) implementing a written lending and collection policy to provide effective guidance and control over Fremont's commercial real estate lending function, including a planned material reduction in the volume of funded and unfunded nonrecourse lending and loans for condominium conversion and construction as a percentage of Tier I capital; (12) submitting a capital plan that will include a Tier I capital ratio of not less than 14% of Fremont's total assets; (13) implementing a written profit plan; (14) limiting the payment of cash dividends by Fremont without the prior written consent of the Federal Deposit Insurance Corporation and the Commissioner of the California Department of Financial Institutions; (15) implementing a written liquidity and funds management policy to provide effective guidance and control over Fremont's liquidity position and needs; (16) prohibiting the receipt, renewal or rollover of brokered deposit accounts without obtaining a Brokered Deposit Waiver approved by the Federal Deposit Insurance Corporation;
  (17) reducing adversely classified assets; and (18) implementing a comprehensive plan for the methodology for determining the adequacy of the allowance for loan and lease losses.

  Further, Fremont General is analyzing, in connection with the preparation of Fremont General's consolidated financial statements as of and for the period ended December 31, 2006, the Federal Deposit Insurance Corporation's criticism with respect to Fremont General's methodology for determining the carrying value of Fremont General's residential real estate loans held for sale.

  In addition, on March 5, 2007, Moody's Investors Service, Inc. downgraded Fremont's residential primary servicer rating for subprime mortgage loans to "SQ4+" from "SQ3+" and placed such rating on review for possible further downgrade and on March 6, 2007, Fitch Ratings, Inc. downgraded Fremont's residential primary servicer rating for subprime mortgage loans to "RPS4" from "RPS3+" and placed such rating on "Watch Negative", indicating that further downgrades of such rating are possible.


  Item 1119 of Regulation AB, Affiliations and Certain Relationships and
             Related Transactions.


            None.

  Item 1122 of Regulation AB, Compliance with Applicable Servicing Criteria.


    Reports on assessment of compliance with servicing criteria for asset-backed securities are attached hereto under Item 15.

    The 1122 statements for Wells Fargo Bank, National Association (Corporate Trust Services; the "Company") has disclosed material noncompliance with criterion 1122(d)(3)(i), as applicable to the Company during the twelve months ended December 31. 2006. Certain monthly investor or remittance reports included errors in the calculation and/or the reporting of delinquencies for the pool assets.

         This report on Form 10-K omits the Item 1122 attestation report (the "Attestation Report") required by Regulation AB for Fremont Investment & Loan ("Fremont"), the servicer of the mortgage loans under the pooling and servicing agreement.

    Fremont has informed the Registrant that the accounting firm that was scheduled to deliver the Attestation Report informed Fremont it was resigning from its engagement during the last week of March, and Fremont has not yet been able to engage an alternative accounting firm to prepare the Attestation Report. Fremont is contractually obligated to provide the Registrant with an Attestation Report by one or more registered public accounting firms related to its assessment of compliance. Fremont is in breach of those obligations. The Registrant has taken the following measures in an attempt to obtain Fremont's Attestation Report meeting the Item 1122 requirements: suggested alternative registered public accounting firms to issue the Attestation Report, reached out to Fremont's current accounting firm for an explanation as to why the Attestation Report can not be delivered and held numerous conferences with Fremont's senior management to discuss the implications of not delivering the Attestation Report and all possible alternatives. Despite these measures, the Registrant has been informed by senior management of Fremont that the Attestation Report will not be delivered by Fremont on or prior to the 10-K filing deadline.

    Fremont is not an affiliate of the Registrant.

    The Registrant cannot obtain a compliant Attestation Report from Fremont through any other steps available to it without unreasonable effort or expense. The Registrant is continuing to work with Fremont and its senior management to obtain the Attestation Report by no later than the extended filing deadline of April 17, 2007.


  Item 1123 of Regulation AB, Servicer Compliance Statement.


            Servicer compliance statements are attached hereto under Item 15.




                                PART IV


  Item 15. Exhibits, Financial Statement Schedules.

   (a) Exhibits

      (4) Pooling and Servicing Agreement, dated as of May 1, 2006, among Financial Asset Securities Corp., Wells Fargo Bank, N.A., Fremont Investment & Loan and HSBC Bank USA, National Association (incorporated herein by reference from Exhibit 4.1 of the Current Report on Form 8-K of the registrant, as filed with the Commission on May 31, 2006).


     (10) Incorporated by reference as Exhibit (4).

     (31) Rule 13a-14(d)/15d-14(d) Certifications.

     (33) Reports on assessment of compliance with servicing criteria for asset-backed securities.




      a) Fremont Investment & Loan, as Servicer <F1>
      b) LandAmerica Tax and Flood Services as Sub-Contractor for Fremont Investment & Loan <F1>
      c) Wells Fargo Bank, N.A., as Master Servicer <F1>
      d) Wells Fargo Bank, N.A., as Trust Administrator <F1>
      e) Wells Fargo Bank, N.A., as Custodian <F1>


     (34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.


      a) Fremont Investment & Loan, as Servicer <F1>
      b) LandAmerica Tax and Flood Services as Sub-Contractor for Fremont Investment & Loan <F1>
      c) Wells Fargo Bank, N.A., as Master Servicer <F1>
      d) Wells Fargo Bank, N.A., as Trust Administrator <F1>
      e) Wells Fargo Bank, N.A., as Custodian <F1>


     (35) Servicer compliance statement.


      a) Fremont Investment & Loan, as Servicer <F1>
      b) Wells Fargo Bank, N.A., as Master Servicer <F1>
      c) Wells Fargo Bank, N.A., as Trust Administrator <F1>


   (b) Not applicable.

   (c) Omitted.


  <F1> Filed herewith.


                                SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



    Fremont Home Loan Trust 2006-A
    (Issuing Entity)

    Fremont Investment & Loan
    (Servicer)

    /s/ Patrick E. Lamb
    Patrick E. Lamb, Vice President

    Date:      April 2, 2007


  Exhibit Index

  Exhibit No.

      (4) Pooling and Servicing Agreement, dated as of May 1, 2006, among Financial Asset Securities Corp., Wells Fargo Bank, N.A., Fremont Investment & Loan and HSBC Bank USA, National Association (incorporated herein by reference from Exhibit 4.1 of the Current Report on Form 8-K of the registrant, as filed with the Commission on May 31, 2006).

     (10) Incorporated by reference as Exhibit (4).

     (31) Rule 13a-14(d)/15d-14(d) Certifications.

     (33) Reports on assessment of compliance with servicing criteria for asset-backed securities.




      a) Fremont Investment & Loan, as Servicer
      b) LandAmerica Tax and Flood Services as Sub-Contractor for Fremont Investment & Loan
      c) Wells Fargo Bank, N.A., as Master Servicer
      d) Wells Fargo Bank, N.A., as Trust Administrator
      e) Wells Fargo Bank, N.A., as Custodian


     (34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.


      a) Fremont Investment & Loan, as Servicer
      b) LandAmerica Tax and Flood Services as Sub-Contractor for Fremont Investment & Loan
      c) Wells Fargo Bank, N.A., as Master Servicer
      d) Wells Fargo Bank, N.A., as Trust Administrator
      e) Wells Fargo Bank, N.A., as Custodian


     (35) Servicer compliance statement.


      a) Fremont Investment & Loan, as Servicer
      b) Wells Fargo Bank, N.A., as Master Servicer
      c) Wells Fargo Bank, N.A., as Trust Administrator






  EX-31 Rule 13a-14(d)/15d-14(d) Certifications

  I, Patrick E. Lamb, certify that:

  1. I have reviewed this report on Form 10-K and all reports on Form 10-D required to be filed in respect of the period covered by this report on Form 10-K of Fremont Home Loan Trust 2006-A (the "Exchange Act periodic reports");

  2. Based on my knowledge, the Exchange Act periodic reports, taken as a whole, do not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

  3. Based on my knowledge, all of the distribution, servicing and other information required to be provided under Form 10-D for the period covered by this report is included in the Exchange Act periodic reports;

  4. Based on my knowledge and the servicer compliance statements required in this report under Item 1123 of Regulation AB, and except as disclosed in the Exchange Act periodic reports, the servicers have fulfilled their obligations under the servicing agreements; and

  5. All of the reports on assessment of compliance with servicing criteria for asset-backed securities and their related attestation reports on assessment of compliance with servicing criteria for asset-backed securities required to be included in this report in accordance with Item 1122 of Regulation AB and Exchange Act Rules 13a-18 and 15d-18 have been included as an exhibit to this report, except as otherwise disclosed in this report. Any material instances of noncompliance described in such reports have been disclosed in this report on Form 10-K.

     In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties:
     Wells Fargo Bank, N.A. as Master Servicer, Trust Administrator, and Custodian.

     Dated:    April 2, 2007

     /s/ Patrick E. Lamb
     Signature

     Vice President
     Title






EX-33 (a)
(logo) FREMONT
INVESTMENT & LOAN

Management's Assertion on Compliance
with the Specified Minimum Servicing Standards Set Forth in the
Regulation AB

Report of Management

We, as members of management of Fremont Investment & Loan (the "Company"), are responsible for complying with the minimum servicing standards identified in the attached Exhibit A (the "specified minimum servicing standards") as set forth in Regulation AB. We are also responsible for establishing and maintaining effective internal control over compliance with these specified minimum servicing standards. We have performed an evaluation of the Company's compliance with the specified minimum servicing standards as of December 31, 2006 and for the year then ended. Based on this evaluation, we assert that during the year ended December 31, 2006, the Company complied, in all material respects, with the specified minimum servicing standards, except as described below.

The specified minimum servicing standards require that payments received by borrowers be remitted to the appropriate accounts maintained pursuant to the transaction documents. During the year ended December 31, 2006, 709 payments were not remitted to the appropriate collection accounts in a timely manner. Upon review of the 709 payment not remitted to the appropriate collection account and the total number of payments processed during 2006 of 1,377,091, the 709 payments represent .060% of the total number of loan payment received by FIL during 2006. Therefore, management has concluded this error is immaterial and a non-reportable occurrence.

In addition, the specified minimum servicing standards require the proper adjustment of an adjustable rate mortgage loan pursuant to the terms of the related mortgage note. During the year ended December 31, 2006, one rate adjustment for a mortgage loan covered under the Servicemembers Civil Relief Act, as amended, was suppressed and the rate was not reset to the correct adjusted rate in a timely manner. Upon review of this exception, we noted that for the year ended December 31, 2006, a total of only 46 mortgage loans were subject to the Servicemembers Civil Relief Act, as amended, as compared to a total number of mortgage loans serviced by Fremont of approximately 1.3 million for the year ended December 31, 2006. Therefore, management has concluded this error to be immaterial and a non-reportable occurrence. We therefore concluded that the Company complied with the specified minimum servicing standards in all material respects.

As of December 31, 2006 and for the year then ended, the Company had in effect a fidelity bond in the amount of $30,000,000 and an errors and omissions policy in the amount $10,000,000.


/s/ Kyle R. Walker
Kyle R. Walker
President and Chief Executive Officer

/s/ David S. Gordon
David S. Gordon
Senior Vice President, Loan Administration & Servicing

/s/ John Alkire
John Alkire
Senior Vice President, Loan Servicing

February 28, 2007

LEGAL * 2727 E. IMPERIAL HWY * BREA, CA 92821

Member FDIC * Serving our customers since 1937


(page)


(logo) FREMONT
INVESTMENT & LOAN


Certification Regarding Compliance with Applicable Servicing Criteria


1. Fremont Investment & Loan (the "Servicer") is responsible for assessing compliance by it with the servicing criteria applicable to it under paragraph (d) of Item 1122 of Regulation AB as set forth in Exhibit A hereto in connection with asset-backed securities transactions involving first lien residential mortgage loans listed on Exhibit B hereto;

2. The Servicer has engaged certain vendors (the "Vendors") to perform specific, limited or scripted activities as of and for the period ending December 31, 2006, and the Servicer elects to take responsibility for assessing compliance with the servicing criteria or portion of the servicing criteria applicable to such Vendors as set forth in Exhibit A hereto, except with respect to certain services done by LandAmerica, as covered in their Report on Assessment of Compliance attached hereto as Exhibit C;

3. Except as set forth in paragraph 4 below, the Servicer used the criteria set forth in paragraph (d) of Item 1122 of Regulation AB to assess the compliance with the applicable servicing criteria;

4. The criteria on Exhibit A hereto described as inapplicable to the Servicer based on the activities it performs with respect to asset-backed securities transactions involving first lien residential mortgage loans has not been certified pursuant to this certification;

5. The Servicer has complied, in all material respects, with the applicable servicing criteria as of and for the period ending December 31, 2006;

6. The Servicer has not identified and is not aware of any material instance of noncompliance by the Vendors with the applicable servicing criteria as of and for the period ending December 31, 2006;

7. The Servicer has not identified any material deficiency in its policies and procedures to monitor the compliance by the Vendors with the applicable servicing criteria for the period ending December 31, 2006; and

8. A registered public accounting firm has issued an attestation report on the Servicer's assessment of compliance with the applicable servicing criteria as of and for the period ending December 31, 2006, which attestation report is included on Exhibit D attached hereto.


February 28, 2007

Fremont Investment & Loan
By: /s/ John Alkire
John Alkire
Senior Vice President, Loan Servicing


LEGAL * 2727 E. IMPERIAL HWY * BREA, CA 92821

Member FDIC * Serving our customers since 1937


(page)


EXHIBIT A

SERVICING CRITERIA TO BE ADDRESSED IN ASSESSMENT OF COMPLIANCE

The assessment of compliance to be delivered by the Servicer shall address, at a minimum, the criteria identified as below as "Applicable Servicing Criteria."


                                                                                                          APPLICABLE
                                                        SERVICING CRITERIA                             SERVICING CRITERIA
Reference                                                    Criteria

General Servicing Considerations

1122(d)(1)(i)      Policies and procedures are instituted to monitor any performance or other                  X
                   triggers and events of default in accordance with the transaction agreements.

1122(d)(1)(ii)     If any material servicing activities are outsourced to third parties,                       X
                   policies and procedures are instituted to monitor the third party's performance and compliance with such servicing activities.

1122(d)(1)(iii)    Any requirements in the transaction agreements to maintain a back-up                       N/A
                   servicer for the mortgage loans are maintained.

1122(d)(1)(iv)     A fidelity bond and errors and omissions policy is in effect on the party                   X
                   participating in the servicing function throughout the reporting period in the amount of coverage required by and otherwise in accordance with the terms of the transaction agreements.

Cash Collection and Administration

1122(d)(2)(i)      Payments on mortgage loans are deposited into the appropriate custodial                     X
                   bank accounts and related bank clearing accounts no more than two business days following receipt, or such other number of days specified in the transaction agreements.

1122(d)(2)(ii)     Disbursements made via wire transfer on behalf of an obligor or to an                       X
                   investor are made only by authorized personnel.

1122(d)(2)(iii)    Advances of funds or guarantees regarding collections, cash flows or                        X
                   distributions, and any interest or other fees charged for such advances, are made, reviewed and approved as specified in the transaction agreements.

1122(d)(2)(iv)     The related accounts for the transaction, such as cash reserve accounts or                  X
                   accounts established as a form of overcollateralization, are separately maintained (e.g., with respect to commingling of cash) as set forth in the transaction agreements.

1122(d)(2)(v)      Each custodial account is maintained at a federally insured depository                      X
                   institution as set forth in the transaction agreements. For purposes of this criterion, "federally insured depository institution" with respect to a foreign financial institution means a foreign financial institution that meets the requirements of Rule 13k-1(b)(1) of the Securities Exchange Act.

1122(d)(2)(vi)     Unissued checks are safeguarded so as to prevent unauthorized access.                       X

1122(d)(2)(vii)    Reconciliations are prepared on a monthly basis for all asset-backed                        X
                   securities related bank accounts, including custodial accounts and related bank clearing accounts. These reconciliations are (A) mathematically accurate; (B) prepared within 30 calendar days after the bank statement cutoff date, or such other number of days specified in the transaction agreements; (C) reviewed and approved by someone other than the person who prepared the reconciliation; and (D) contain explanations for reconciling items. These reconciling items are resolved within 90 calendar days of their original identification, or such other number of days specified in the transaction agreements.


(page)


                                                                                                          APPLICABLE
                                                        SERVICING CRITERIA                             SERVICING CRITERIA
Reference                                                    Criteria

Investor Remittances and Reporting

1122(d)(3)(i)      Reports to investors, including those to be filed with the Commission, are                  X
                   maintained in accordance with the transaction agreements and applicable
                   Commission requirements. Specifically, such reports (A) are prepared in accordance with timeframes and other terms set forth in the transaction agreements; (B) provide information calculated in accordance with the terms specified in the transaction agreements; (C) are filed with the Commission as required by its rules and regulations; and (D) agree with investors' or the trustee's records as to the total unpaid principal balance and number of mortgage loans serviced by the Servicer.

1122(d)(3)(ii)     Amounts due to investors are allocated and remitted in accordance with                      X
                   timeframes, distribution priority and other terms set forth in the transaction agreements,

1122(d)(3)(iii)    Disbursements made to an investor are posted within two business days to                    X
                   the Servicer's investor records, or such other number of days specified in the transaction agreements.

1122(d)(3)(iv)     Amounts remitted to investors per the investor reports agree with cancelled                 X
                   checks, or other form of payment, or custodial bank statements.

Pool Asset Administration

1122(d)(4)(i)      Collateral or security on mortgage loans is maintained as required by the                   X
                   transaction agreements or related mortgage loan documents.

1122(d)(4)(ii)     Mortgage loan and related documents are safeguarded as required by the                      X
                   transaction agreements

1122(d)(4)(iii)    Any additions, removals or substitutions to the asset pool are made,                        X
                   reviewed and approved in accordance with any conditions or requirements in the transaction agreements.

1122(d)(4)(iv)     Payments on mortgage loans, including any payoffs, made in accordance with                  X
                   the related mortgage loan documents are posted to the Servicer's obligor records maintained no more than two business days after receipt, or such other number of days specified in the transaction agreements, and allocated to principal, interest or other items (e.g., escrow) in accordance with the related mortgage loan documents.

1122(d)(4)(v)      The Servicer's records regarding the mortgage loans agree with the                          X
                   Servicer's records with respect to an obligor's unpaid principal balance.

1122(d)(4)(vi)     Changes with respect to the terms or status of an obligor's mortgage loans                  X
                   (e.g., loan modifications or re-agings) are made, reviewed and approved by authorized personnel in accordance with the transaction agreements and related pool asset documents.

1122(d)(4)(vii)    Loss mitigation or recovery actions (e.g., forbearance plans, modifications                 X
                   and deeds in lieu of foreclosure, foreclosures and repossessions, as applicable) are initiated, conducted and concluded in accordance with the timeframes or other requirements established by the transaction agreements.

1122(d)(4)(viii)   Records documenting collection efforts are maintained during the period a                   X
                   mortgage loan is delinquent in accordance with the transaction agreements.
                   Such records are maintained on at least a monthly basis, or such other period specified in the transaction agreements, and describe the entity's activities in monitoring delinquent mortgage loans including, for example, phone calls, letters and payment rescheduling plans in cases where delinquency is deemed temporary (e.g., illness or unemployment).

1122(d)(4)(ix)     Adjustments to interest rates or rates of return for mortgage loans with                    X
                   variable rates are computed based on the related mortgage loan documents.


(page)


                                                                                                          APPLICABLE
                                                        SERVICING CRITERIA                             SERVICING CRITERIA
Reference                                                    Criteria


1122(d)(4)(x)      Regarding any funds held in trust for an obligor (such as escrow accounts):                 X
                   (A) such funds are analyzed, in accordance with the obligor's mortgage loan documents, on at least an annual basis, or such other period specified in the transaction agreements; (B) Interest on such funds is paid, or credited, to obligors in accordance with applicable mortgage loan documents and state laws; and (C) such funds are returned to the obligor within 30 calendar days of full repayment of the related mortgage loans, or such other number of days specified in the transaction agreements.

1122(d)(4)(xi)     Payments made on behalf of an obligor (such as tax or insurance payments)                   X
                   are made on or before the related penalty or expiration dates, as indicated
                   on the appropriate bills or notices for such payments, provided that such support has been received by the servicer at least 30 calendar days prior to these dates, or such other number of days specified in the transaction agreements,

1122(d)(4)(xii)    Any late payment penalties in connection with any payment to be made on                     X
                   behalf of an obligor are paid from the servicer's funds and not charged to the obligor, unless the late payment was due to the obligor's error or omission.

1122(d)(4)(xiii)   Disbursements made on behalf of an obligor are posted within two business                   X
                   days to the obligor's records maintained by the servicer, or such other number of days specified in the transaction agreements.

1122(d)(4)(xiv)    Delinquencies, charge-offs and uncollectible accounts are recognized and                    X
                   recorded in accordance with the transaction agreements.

1122(d)(4)(xv)     Any external enhancement or other support, identified in Item 1114(a)(1)                   N/A
                   through (3) or Item 1115 of Regulation AB, is maintained as set forth in the transaction agreements.



(page)


(logo) FREMONT
       INVESTMENT & LOAN


EXHIBIT B


FREMONT
* 2006-A
* 2006-B
* 2006-C
* 2006-D
* 2006-E
* 2005-A
* 2005-B
* 2005-C
* 2005-D
* 2005-E
* 2004-A
* 2004-B
* 2004-C
* 2004-D
* 2003-A
* 2003-B

CARRINGTON
* 2005-FRE1
* 2006-FRE1
* 2006-FRE2

CREDIT SUISSE DLJ/CSFB
* CSFB 2004-FRE1

DEUTSCHE
* ACE-2006FM1
* Interim - ACE-2006FM2

GREENWICH
* Interim - Fremont Home Loan Trust 2006-1
* Fremont Home Loan Trust 2006-2
* Interim - Fremont Home Loan Trust 2006-3

GOLDMAN SACHS
* GSAMP 2006-FM2
* GSAMP 2006-FM3
* Interim - GSAMP 2006-HE2
* Interim - GSAMP 2006-HE3

SOCIETE GENERAL
* Interim - SGMS 2006-FRE2


LEGAL * 2727 E. IMPERIAL HWY * BREA, CA 92821

Member FDIC * Serving our customers since 1937


(page)


EXHIBIT 1


FREMONT
* Fremont Home Loan Trust 2006-A pursuant to a Pooling & Servicing Agreement dated May 1, 2006, among Financial Asset Securities Corp as Depositor, Fremont Investment & Loan as Sponsor, Wells Fargo Bank, N.A. as Master Servicer and HSBC Bank USA, National Association as Trustee
* Fremont Home Loan Trust 2006-B pursuant to a Pooling & Servicing Agreement dated August 1, 2006, among Fremont Mortgage Securities Corporation as Depositor, Fremont Investment & Loan as Originator, Wells Fargo Bank, N.A. as Master Servicer and HSBC Bank USA, National Association as Trustee
* Fremont Home Loan Trust 2006-C pursuant to a Pooling & Servicing Agreement dated September 1, 2006, among Fremont Mortgage Securities Corporation as Depositor, Fremont Investment & Loan as Originator, Wells Fargo Bank, N.A. as Master Servicer and HSBC Bank USA, National Association as Trustee
* Fremont Home Loan Trust 2006-D pursuant to a Pooling & Servicing Agreement dated November 1, 2006, among Fremont Mortgage Securities Corporation as Depositor, Fremont Investment & Loan as Sponsor, Wells Fargo Bank, N.A. as Master Servicer and HSBC Bank USA, National Association as Trustee
* Fremont Home Loan Trust 2006-E pursuant to a Pooling & Servicing Agreement dated December 1, 2006, among Fremont Mortgage Securities Corporation as Depositor, Fremont Investment & Loan as Sponsor, Wells Fargo Bank, N.A. as Master Servicer and HSBC Bank USA, National Association as Trustee
* Fremont Home Loan Trust 2005-A pursuant to a Pooling & Servicing Agreement dated February 1, 2005, among Fremont Mortgage Securities Corporation, Fremont Investment & Loan, Wells Fargo Bank, N.A. and HSBC Bank USA, National Association
* Fremont Home Loan Trust 2005-B pursuant to a Pooling & Servicing Agreement dated May 1, 2005, among Fremont Mortgage Securities Corporation, Fremont Investment & Loan, Wells Fargo Bank, N.A. and HSBC Bank USA, National Association
* Fremont Home Loan Trust 2005-C pursuant to a Pooling & Servicing Agreement dated July 1, 2005, among Fremont Mortgage Securities Corporation, Fremont Investment & Loan, Wells Fargo Bank, N.A. and HSBC Bank USA, National Association
* Fremont Home Loan Trust 2005-D pursuant to a Pooling & Servicing Agreement dated November 1, 2005, among Fremont Mortgage Securities Corporation, Fremont Investment & Loan, Wells Fargo Bank, N.A. and HSBC Bank USA, National Association
* Fremont Home Loan Trust 2005-E pursuant to a Pooling & Servicing Agreement dated December 1, 2005, among Fremont Mortgage Securities Corporation, Fremont Investment & Loan, Wells Fargo Bank, N.A. and HSBC Bank USA, National Association
* Fremont Home Loan Trust 2004-A pursuant to a Pooling & Servicing Agreement dated February 1, 2004, among GS Mortgage Securities Corp., Fremont Investment & Loan, Wells Fargo Bank Minnesota, National Association and HSBC Bank USA
* Fremont Home Loan Trust 2004-B pursuant to a Pooling & Servicing Agreement dated May 1, 2004, among Financial Asset Securities Corp., Fremont Investment & Loan, Wells Fargo Bank, N.A. and HSBC Bank USA
* Fremont Home Loan Trust 2004-C pursuant to a Pooling & Servicing Agreement dated August 1, 2004, among Fremont Mortgage Securities Corporation, Fremont Investment & Loan, Wells Fargo Bank, N.A. and HSBC Bank USA, National Association
* Fremont Home Loan Trust 2004-D pursuant to a Pooling & Servicing Agreement dated November 1, 2004, among Fremont Mortgage Securities Corporation, Fremont Investment & Loan, Wells Fargo Bank, N.A. and HSBC Bank USA, National Association
* Fremont Home Loan Trust 2003-A pursuant to a Pooling & Servicing Agreement dated August 1, 2003, among Financial Asset Securities Corp., Fremont Investment & Loan, Wells Fargo Bank Minnesota, National Association and HSBC Bank USA
* Fremont Home Loan Trust 2003-B pursuant to a Pooling & Servicing Agreement dated November 1, 2003, among Asset Backed Securities Corporation, Fremont Investment & Loan, Wells Fargo Bank Minnesota, National Association and HSBC Bank USA

CARRINGTON
* Carrington Mortgage Loan Trust 2005-FRE1 pursuant to a Pooling & Servicing Agreement dated October 1, 2005, among Stanwich Asset Acceptance Company, L.L.C., Deutsche Bank National Trust Company and Fremont Investment & Loan
* Carrington Mortgage Loan Trust 2006-FRE1 pursuant to a Pooling & Servicing Agreement dated June 1, 2006, among Stanwich Asset Acceptance Company, L.L.C., Fremont Investment & Loan And Wells Fargo Bank, N.A.
* Carrington Mortgage Loan Trust 2006-FRE2 pursuant to a Pooling & Servicing Agreement dated October 1, 2006, among Stanwich Asset Acceptance Company, L.L.C., Fremont Investment & Loan and Wells Fargo Bank, N.A.

CREDIT SUISSE - DLJ/CSFB
* CSFB Home Equity Pass-Through Certificates 2004-FRE1 pursuant to a Pooling & Servicing Agreement dated August 1, 2004, among Credit Suisse First Boston Mortgage Securities Corp., DLJ Mortgage Capital, INC., Fremont Investment & Loan, Wells Fargo Bank, N.A., The Murrayhill Company, and U.S. Bank National Association

(REVISED - 3/22/07)


(page)


DEUTSCHE
* ACE Securities Corp. Home Equity Loan Trust 2006 FM1 pursuant to a Pooling & Servicing Agreement dated August 1, 2006, among ACE Securities Corp., Fremont Investment & Loan, Wells Fargo Bank, N.A. and HSBC Bank USA, National Association
* Interim - DB Structured Products, Inc Series 2006 FM2 pursuant to a Mortgage Loan Purchase and Interim Servicing Agreement dated May 1, 2004, among Fremont Investment & Loan and DB Structured Products, Inc.
* Interim - DB Structured Products, Inc Series 2006 HE1 pursuant to Master Mortgage Loan Purchase and Interim Servicing Agreement dated May 1, 2004, among Fremont Investment & Loan and DB Structured Products, Inc.

GREENWICH
* Interim - Fremont Home Loan Trust 20061 pursuant to a Mortgage Loan Purchase and Interim Servicing Agreement dated December 1, 2005, among Financial Asset Securities Corp., Fremont Investment & Loan, Deutsche Bank National Trust Company and Wells Fargo Bank
* Fremont Home Loan Trust 2006-2 pursuant to a Pooling & Servicing Agreement dated April 1, 2006, among Fremont Investment & Loan and Greenwich Capital Financial Products, Inc.
* Interim - Fremont Home Loan Trust 2006-3 pursuant to a Mortgage Loan Purchase and Interim Servicing Agreement dated December 1, 2005, among Fremont Investment & Loan And Greenwich Capital Financial Products, Inc.

GOLDMAN SACHS
* GSAMP Trust 2006-FM2 pursuant to a Pooling & Servicing Agreement dated September 1, 2006, among GS Mortgage Securities Corp., Fremont Investment & Loan, Deutsche Bank National Trust Company and Wells Fargo Bank
* GSAMP Trust 2006-FM3 pursuant to a Pooling & Servicing Agreement dated December 1, 2006, among GS Mortgage Securities Corp., Fremont Investment & Loan, Deutsche Bank National Trust Company and Wells Fargo Bank
* Interim - GSAMP Trust 2006-HE2 pursuant to a Amended and Restated Flow Mortgage Loan Purchase and Warranties Agreement dated January 1, 2006, among Goldman Sachs Mortgage Company and Fremont Investment & Loan
* Interim - GSAMP Trust 2006-HE3 pursuant to a Amended and Restated Flow Mortgage Loan Purchase and Warranties Agreement dated January 1, 2006, among Goldman Sachs Mortgage Company and Fremont Investment & Loan

SOCIETE GENERAL
* Interim - SG Mortgage Finance Corp. 2006-FRE2 pursuant to a Amended Mortgage Loan Purchase and Interim Servicing Agreement dated June 21, 2006, among Fremont Investment & Loan and SG Mortgage Finance Corp.


(REVISED - 3/22/07)

Exhibit 1
Page 2





EX-33 (b)
Report on Assessment of Compliance

with Regulation AB Servicing Criteria

1. The undersigned authorized officer of LandAmerica Tax and Flood Services, Inc. (the "Company") is responsible for assessing the Company's compliance with the applicable servicing criteria as defined in 17 CFR Part 229 Section 1122(d)
(4) (xi) and 1122(d) (4) (xii) (the "Regulation AB Servicing Criteria") for residential mortgage backed securities for which the Company served as third-party property tax payment provider on the underlying collateral (the "Platform"). Except as set forth in the preceding sentence, the servicing criteria set forth in 17 CFR Part 229 Section 1122(d) are not applicable to the activities the Company performed with respect to the Platform.

2. The Company used the criteria in 17 CFR Part 229 Section 1122(d) to assess the compliance with the Regulation AB Servicing Criteria.

3. Under one of the services offered by the Company, some customers may elect to remit tax payments directly to tax agencies without having the Company remit those property tax payments through our tax payment service. We refer to these customers as "non-outsourced servicer customers." With respect to these non-outsourced customers and the services the Company delivered pursuant to the servicing criteria set forth in 17 CFR Part 229 Section 1122(d)(4)(xi), the Company's assertion is strictly limited to its processing of tax payments submitted through the Company's tax payment service.

4. With respect to servicing criteria set forth in 17 CFR Part 229 Section 1122(d)(4)(xii), the Company's assertion is strictly limited to its processing of property tax penalty payments. The Company has determined that its servicer customers may also have access to systems that enable those servicers to process penalties through obligor escrow accounts. Management's assessment of compliance does not relate to the actual or potential activities of other parties with access to obligor escrow accounts.

5. Based on such assessment, management believes that, as of and for the year ended December 31, 2006, the Company has complied in all material respects with the Regulation AB Servicing Criteria related to the servicing of the Platform.

6. The registered public accounting firm of Grant Thornton, LLP, has issued an attestation report on the Company's assessment of compliance with the Regulation AB Servicing Criteria as of and for the year ended December 31, 2006.

Date: February 20, 2007

LandAmerica Tax and Flood Services, Inc.

By: /s/ Bob Ige
Name: Bob Ige
Its:  Executive Vice President





EX-33 (c)
(logo) WELLS FARGO

Corporate Trust Services
9062 Old Annapolis Road
Columbia, MD 21045-1951
410 884-2000
410 715-2380 Fax

Wells Fargo Bank, N.A.

ASSESSMENT OF COMPLIANCE WITH APPLICABLE SERVICING CRITERIA

Corporate Trust Services division of Wells Fargo Bank, National Association (the "Company") provides this assessment of compliance with the following applicable servicing criteria set forth in Item 1122(d) of Regulation AB promulgated by the Securities and Exchange Commission. Management has determined that the servicing criteria are applicable in regards to the servicing platform for the period as follows:

Platform: Publicly-issued (i.e., transaction-level reporting initially required under the Securities Exchange Act of 1934, as amended) residential mortgage-backed securities, commercial mortgage-backed securities and other asset-backed securities, for which the Company provides master servicing, trustee, securities administration or paying agent services, excluding transactions issued by any agency or instrumentality of the U.S. government or any government sponsored entity (the "Platform").

Applicable Servicing Criteria: All servicing criteria set forth in Item 1122(d), to the extent required in the related transaction agreements or required by the
Item 1122(d) servicing criteria in regards to the activities performed by the Company, except for the following criteria: 1122(d)(1)(iii), 1122(d)(4)(ii), 1122(d)(4)(iv), 1122(d)(4)(v), 1122(d)(4)(viii), 1122(d)(4)(ix), 1122(d)(4)(x),
1122(d)(4)(xi), 1122(d)(4)(xii) and 1122(d)(4)(xiii), which management has determined are not applicable to the activities the Company performs with respect to the Platform (the "Applicable Servicing Criteria").

Period: Twelve months ended December 31, 2006 (the "Period").

Third parties classified as vendors: With respect to servicing criteria 1122(d)(4)(i), the Company has engaged various vendors to handle certain Uniform Commercial Code filing functions required by the servicing criteria ("vendors"). The Company has determined that none of the vendors is a "servicer" as defined in Item 1101(j) of Regulation AB, and the Company elects to take responsibility for assessing compliance with the portion of the servicing criteria applicable to each vendor as permitted by Interpretation 17.06 of the SEC Division of Corporation Finance Manual of Publicly Available Telephone Interpretations ("Interpretation 17.06"). The Company has policies and procedures in place to provide reasonable assurance that each vendor's activities comply in all material respects with the servicing criteria applicable to each vendor. The Company is solely responsible for determining that it meets the SEC requirements to apply Interpretation 17.06 for the vendors and related criteria.

With respect to the Platform and the Period, the Company provides the following assessment of compliance with respect to the Applicable Servicing Criteria:

1. The Company is responsible for assessing its compliance with the Applicable Servicing Criteria.

2. The Company has assessed compliance with the Applicable Servicing Criteria, including servicing criteria for which compliance is determined based on Interpretation 17.06 as described above, as of and for the Period. In performing this assessment, management used the criteria set forth by the Securities and Exchange Commission in paragraph (d) of Item 1122 of Regulation AB.

3. Other than as identified on Schedule A hereto, as of and for the Period, the Company was in material compliance with the Applicable Servicing Criteria. Any material instances of noncompliance by a vendor of which the Company is aware and any material deficiency in the Company's policies and procedures to monitor vendors' compliance that the Company has identified is specified on Schedule A hereto.

KPMG LLP, a registered public accounting firm, has issued an attestation report with respect to the Company's foregoing assessment of compliance as of and for the Period.

WELLS FARGO BANK, NATIONAL ASSOCIATION

By:/s/ Brian Bartlett
Brian Bartlett

Its:   Executive Vice President

Dated: March 1, 2007


(page)


(logo) WELLS FARGO

Corporate Trust Services
9062 Old Annapolis Road
Columbia, MD 21045-1951
410 884-2000
410 715-2380 Fax

Wells Fargo Bank, N.A.

Schedule A

Material Instances of Noncompliance by the Company

1122(d)(3)(i)- Delinquency Reporting - During the reporting period, certain monthly investor or remittance reports included errors in the calculation and/or the reporting of delinquencies for the pool assets, which errors may or may not have been material. All such errors were the result of data processing errors and/or the mistaken interpretation of data provided by other parties participating in the servicing function. All necessary adjustments to data processing systems and/or interpretive clarifications have been made to correct those errors and to remedy related procedures.

Material instances of Noncompliance by any Vendor

NONE

Material Deficiencies In Company's Policies and Procedures to Monitor Vendors' Compliance

NONE





EX-33 (d)
(logo) WELLS FARGO

Corporate Trust Services
9062 Old Annapolis Road
Columbia, MD 21045-1951
410 884-2000
410 715-2380 Fax

Wells Fargo Bank, N.A.

ASSESSMENT OF COMPLIANCE WITH APPLICABLE SERVICING CRITERIA

Corporate Trust Services division of Wells Fargo Bank, National Association (the "Company") provides this assessment of compliance with the following applicable servicing criteria set forth in Item 1122(d) of Regulation AB promulgated by the Securities and Exchange Commission. Management has determined that the servicing criteria are applicable in regards to the servicing platform for the period as follows:

Platform: Publicly-issued (i.e., transaction-level reporting initially required under the Securities Exchange Act of 1934, as amended) residential mortgage-backed securities, commercial mortgage-backed securities and other asset-backed securities, for which the Company provides master servicing, trustee, securities administration or paying agent services, excluding transactions issued by any agency or instrumentality of the U.S. government or any government sponsored entity (the "Platform").

Applicable Servicing Criteria: All servicing criteria set forth in Item 1122(d), to the extent required in the related transaction agreements or required by the
Item 1122(d) servicing criteria in regards to the activities performed by the Company, except for the following criteria: 1122(d)(1)(iii), 1122(d)(4)(ii), 1122(d)(4)(iv), 1122(d)(4)(v), 1122(d)(4)(viii), 1122(d)(4)(ix), 1122(d)(4)(x),
1122(d)(4)(xi), 1122(d)(4)(xii) and 1122(d)(4)(xiii), which management has determined are not applicable to the activities the Company performs with respect to the Platform (the "Applicable Servicing Criteria").

Period: Twelve months ended December 31, 2006 (the "Period").

Third parties classified as vendors: With respect to servicing criteria 1122(d)(4)(i), the Company has engaged various vendors to handle certain Uniform Commercial Code filing functions required by the servicing criteria ("vendors"). The Company has determined that none of the vendors is a "servicer" as defined in Item 1101(j) of Regulation AB, and the Company elects to take responsibility for assessing compliance with the portion of the servicing criteria applicable to each vendor as permitted by Interpretation 17.06 of the SEC Division of Corporation Finance Manual of Publicly Available Telephone Interpretations ("Interpretation 17.06"). The Company has policies and procedures in place to provide reasonable assurance that each vendor's activities comply in all material respects with the servicing criteria applicable to each vendor. The Company is solely responsible for determining that it meets the SEC requirements to apply Interpretation 17.06 for the vendors and related criteria.

With respect to the Platform and the Period, the Company provides the following assessment of compliance with respect to the Applicable Servicing Criteria:

1. The Company is responsible for assessing its compliance with the Applicable Servicing Criteria.

2. The Company has assessed compliance with the Applicable Servicing Criteria, including servicing criteria for which compliance is determined based on Interpretation 17.06 as described above, as of and for the Period. In performing this assessment, management used the criteria set forth by the Securities and Exchange Commission in paragraph (d) of Item 1122 of Regulation AB.

3. Other than as identified on Schedule A hereto, as of and for the Period, the Company was in material compliance with the Applicable Servicing Criteria. Any material instances of noncompliance by a vendor of which the Company is aware and any material deficiency in the Company's policies and procedures to monitor vendors' compliance that the Company has identified is specified on Schedule A hereto.

KPMG LLP, a registered public accounting firm, has issued an attestation report with respect to the Company's foregoing assessment of compliance as of and for the Period.

WELLS FARGO BANK, NATIONAL ASSOCIATION

By:/s/ Brian Bartlett
Brian Bartlett

Its:   Executive Vice President

Dated: March 1, 2007


(page)


(logo) WELLS FARGO

Corporate Trust Services
9062 Old Annapolis Road
Columbia, MD 21045-1951
410 884-2000
410 715-2380 Fax

Wells Fargo Bank, N.A.

Schedule A

Material Instances of Noncompliance by the Company

1122(d)(3)(i)- Delinquency Reporting - During the reporting period, certain monthly investor or remittance reports included errors in the calculation and/or the reporting of delinquencies for the pool assets, which errors may or may not have been material. All such errors were the result of data processing errors and/or the mistaken interpretation of data provided by other parties participating in the servicing function. All necessary adjustments to data processing systems and/or interpretive clarifications have been made to correct those errors and to remedy related procedures.

Material instances of Noncompliance by any Vendor

NONE

Material Deficiencies In Company's Policies and Procedures to Monitor Vendors' Compliance

NONE





EX-33 (e)
(logo) WELLS FARGO

Wells Fargo Bank, N.A.
Document Custody
1015 10th Avenue SE
Minneapolis, MN 55414


Appendix I


ASSESSMENT OF COMPLIANCE WITH APPLICABLE SERVICING CRITERIA

Corporate Trust Services division of Wells Fargo Bank, National Association (the "Company") is responsible for assessing compliance with the servicing criteria set forth in Item 1122(d) of Regulation AB promulgated by the Securities and Exchange Commission. The Company has determined that the servicing criteria are applicable in regard to the servicing platform for the period as follows:

Platform: Publicly-issued (i.e., transaction-level reporting required under the Securities Exchange Act of 1934, as amended) residential mortgage-backed securities and commercial mortgage-backed securities issued on or after January 1, 2006, for which the Company provides document custody services, excluding any publicly issued transactions issued by any government sponsored entity (the "Platform").

Applicable Servicing Criteria: The servicing criteria set forth in Item 1122(d)(4)(i) and 1122(d)(4)(ii), in regard to the activities performed by the Company with respect to the Platform (the "Applicable Servicing Criteria"). The Company has determined that all other servicing criteria set forth in Item 1122(d) are not applicable to the Platform.

Period: Twelve months ended December 31, 2006 (the "Period").

With respect to the Platform, the Company provides the following assessment of compliance with respect to the Applicable Servicing Criteria:

1. The Company is responsible for assessing the Company's compliance with the Applicable Servicing Criteria as of and for the Period.

2. The Company has assessed compliance with the Applicable Servicing
Criteria. In performing this assessment, the Company used the criteria set forth by the Securities and Exchange Commission in paragraph (d) of Item 1122 of Regulation AB.

3. Based on such assessment, as of and for the Period, the Company has complied, in all material respects with the Applicable Servicing Criteria.

KPMG LLP, a registered public accounting firm, has issued an attestation report with respect to the Company's assessment of compliance as of and for the Period.


WELLS FARGO BANK, NATIONAL ASSOCIATION

By: /s/ Shari L. Gillund
Shari L. Gillund

Its: Senior Vice President

Dated: March 1, 2007





EX-34 (a)

[There is no Attestation for Fremont]


EX-34 (b)
EXHIBIT C

(logo) Grant Thornton

Accountants and Business Advisors


REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors and Shareholders
LandAmerica Tax and Flood Services, Inc.

We have examined management's assertion, included in the accompanying Report on Assessment of Compliance with Regulation AB Servicing Criteria ("Management's Report"), that LandAmerica Tax and Flood Services, Inc. (the "Company") complied with the servicing criteria set forth in Item 1122(d) of the U.S. Securities and Exchange Commission's Regulation AB for the residential mortgage backed securities for which the Company served as third-party property tax payment provider on the underlying collateral (the "Platform") as of and for the year ended December 31, 2006, excluding criteria 1122(d)(1)(i)-(iv), 1122(d)(2)(i)-(vii), 1122(d)(3)(i)-(iv), 1122(d)(4)(i)-(x) and
1122(d)(4)(xiii)-(xv), which management has determined are not applicable to the activities performed by the Company with respect to the Platform. Management is responsible for the Company's compliance with the applicable servicing criteria. Our responsibility is to express an opinion on management's assertion about the Company's compliance with the applicable servicing criteria for the Platform based on our examination.

Our examination was conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the applicable servicing criteria for the Platform and performing such other procedures as we considered necessary in the circumstances. Our examination included testing selected asset-backed transactions and securities constituting the Platform and evaluating whether the Company performed servicing activities related to those transactions and securities in compliance with the applicable servicing criteria for the period covered by this report. Accordingly, our testing may not have included servicing activities related to each asset-backed transaction or security constituting the Platform. Further, our examination was not designed to detect material noncompliance that may have occurred prior to the period covered by this report and that may have affected the Company's servicing activities during the period covered by this report. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the applicable servicing criteria.

In our opinion, management's assertion that LandAmerica Tax and Flood Services, Inc. complied with the aforementioned applicable servicing criteria as of and for the year ended December 31, 2006 is fairly stated, in all material respects.

/s/ Grant Thornton LLP

Irvine, CA
February 20, 2007


18400 Von Karman Avenue
Suite 900
Irvine, CA 92612-0525
T 949.553.1600
F 949.553.0168
W www.grantthornton.com

Grant Thornton LLP
US member of Grant Thornton International





EX-34 (c)
(logo) KPMG

KPMG LLP
303 East Wacker Drive
Chicago, IL 60801-5212

Report of Independent Registered Public Accounting Firm

The Board of Directors
The Corporate Trust Services division of Wells Fargo Bank, National Association:

We have examined the compliance of the Corporate Trust Services division of Wells Fargo Bank, National Association (the Company) with the servicing criteria set forth in Item 1122(d) of the Securities and Exchange Commission's Regulation AB for publicly-issued (i.e., transaction-level reporting initially required under the Securities Exchange Act of 1934, as amended) residential mortgage-backed securities, commercial mortgage-backed securities and other asset-backed securities, for which the Company provides master servicing, trustee, securities administration or paying agent services, excluding transactions issued by any agency or instrumentality of the U.S. government or any government sponsored entity (the Platform), except for servicing criteria 1122(d)(1)(iii), 1122(d)(4)(ii), 1122(d)(4)(iv), 1122(d)(4)(v),
1122(d)(4)(viii), 1122(d)(4)(ix), 1122(d)(4)(x), 1122(d)(4)(xi),
1122(d)(4)(xii) and 1122(d)(4)(xiii), which the Company has determined are not applicable to the activities it performs with respect to the Platform, as of and for the twelve months ended December 31, 2006. Management is responsible for the Company's compliance with those servicing criteria. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the servicing criteria specified above and performing such other procedures as we considered necessary in the circumstances. Our examination included testing of less than all of the individual asset-backed transactions and securities that comprise the Platform, testing of less than all of the servicing activities related to the Platform, and determining whether the Company processed those selected transactions and performed those selected activities in compliance with the servicing criteria. Furthermore, our procedures were limited to the selected transactions and servicing activities performed by the Company during the period covered by this report. Our procedures were not designed to determine whether errors may have occurred either prior to or subsequent to our tests that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report for the selected transactions or any other transactions. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.

As described in the accompanying management's Assessment of Compliance With Applicable Servicing Criteria, for servicing criteria 1122(d)(4)(i), the Company has engaged various vendors to perform the activities required by these servicing criteria. The Company has determined that these vendors are not considered a "servicer" as defined in Item 1101(j) of Regulation AB, and the Company has elected to take responsibility for assessing compliance with the servicing criteria applicable to each vendor as permitted by Interpretation
17.06 of the SEC Division of Corporation Finance Manual of Publicly Available Telephone Interpretations ("Interpretation 17.06"). As permitted by Interpretation 17.06, the Company has asserted that it has policies and

KPMG LLP, a U.S. limited liability partnership, in the U.S. member firm of KPMG International, a Swiss cooperative.

(page)

(logo) KPMG

procedures in place designed to provide assurance that the vendors' activities comply in all material respects with the servicing criteria applicable to each vendor. The Company is solely responsible for determining that it meets the SEC requirements to apply Interpretation 17.06 for the vendors and related criteria as described in its assertion, and we performed no procedures with respect to the Company's eligibility to apply Interpretation 17.06.

Our examination disclosed material noncompliance with criterion 1122(d)(3)(i), as applicable to the Company during the twelve months ended December 31, 2006. Certain monthly investor or remittance reports included errors in the calculation and/or the reporting of delinquencies for the pool assets.

In our opinion, except for the material non-compliance described above, the Company complied, in all material respects, with the aforementioned servicing criteria, including servicing criteria for which compliance is determined based on Interpretation 17.06 as discussed above, as of and for the twelve months ended December 31, 2006.

/s/ KPMG LLP

Chicago, IL 60601
March 1, 2007





EX-34 (d)
(logo) KPMG

KPMG LLP
303 East Wacker Drive
Chicago, IL 60801-5212

Report of Independent Registered Public Accounting Firm

The Board of Directors
The Corporate Trust Services division of Wells Fargo Bank, National Association:

We have examined the compliance of the Corporate Trust Services division of Wells Fargo Bank, National Association (the Company) with the servicing criteria set forth in Item 1122(d) of the Securities and Exchange Commission's Regulation AB for publicly-issued (i.e., transaction-level reporting initially required under the Securities Exchange Act of 1934, as amended) residential mortgage-backed securities, commercial mortgage-backed securities and other asset-backed securities, for which the Company provides master servicing, trustee, securities administration or paying agent services, excluding transactions issued by any agency or instrumentality of the U.S. government or any government sponsored entity (the Platform), except for servicing criteria 1122(d)(1)(iii), 1122(d)(4)(ii), 1122(d)(4)(iv), 1122(d)(4)(v),
1122(d)(4)(viii), 1122(d)(4)(ix), 1122(d)(4)(x), 1122(d)(4)(xi),
1122(d)(4)(xii) and 1122(d)(4)(xiii), which the Company has determined are not applicable to the activities it performs with respect to the Platform, as of and for the twelve months ended December 31, 2006. Management is responsible for the Company's compliance with those servicing criteria. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the servicing criteria specified above and performing such other procedures as we considered necessary in the circumstances. Our examination included testing of less than all of the individual asset-backed transactions and securities that comprise the Platform, testing of less than all of the servicing activities related to the Platform, and determining whether the Company processed those selected transactions and performed those selected activities in compliance with the servicing criteria. Furthermore, our procedures were limited to the selected transactions and servicing activities performed by the Company during the period covered by this report. Our procedures were not designed to determine whether errors may have occurred either prior to or subsequent to our tests that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report for the selected transactions or any other transactions. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.

As described in the accompanying management's Assessment of Compliance With Applicable Servicing Criteria, for servicing criteria 1122(d)(4)(i), the Company has engaged various vendors to perform the activities required by these servicing criteria. The Company has determined that these vendors are not considered a "servicer" as defined in Item 1101(j) of Regulation AB, and the Company has elected to take responsibility for assessing compliance with the servicing criteria applicable to each vendor as permitted by Interpretation
17.06 of the SEC Division of Corporation Finance Manual of Publicly Available Telephone Interpretations ("Interpretation 17.06"). As permitted by Interpretation 17.06, the Company has asserted that it has policies and

KPMG LLP, a U.S. limited liability partnership, in the U.S. member firm of KPMG International, a Swiss cooperative.

(page)

(logo) KPMG

procedures in place designed to provide assurance that the vendors' activities comply in all material respects with the servicing criteria applicable to each vendor. The Company is solely responsible for determining that it meets the SEC requirements to apply Interpretation 17.06 for the vendors and related criteria as described in its assertion, and we performed no procedures with respect to the Company's eligibility to apply Interpretation 17.06.

Our examination disclosed material noncompliance with criterion 1122(d)(3)(i), as applicable to the Company during the twelve months ended December 31, 2006. Certain monthly investor or remittance reports included errors in the calculation and/or the reporting of delinquencies for the pool assets.

In our opinion, except for the material non-compliance described above, the Company complied, in all material respects, with the aforementioned servicing criteria, including servicing criteria for which compliance is determined based on Interpretation 17.06 as discussed above, as of and for the twelve months ended December 31, 2006.

/s/ KPMG LLP

Chicago, IL 60601
March 1, 2007





EX-34 (e)
(logo) KPMG

KPMG LLP
303 East Wacker Drive
Chicago, IL 60601-5212

Report of Independent Registered Public Accounting Firm

The Board of Directors
The Corporate Trust Services division of Wells Fargo Bank National Association:

We have examined management's assertion, included in the accompanying Appendix I, that the Document Custody section of the Corporate Trust Services division of Wells Fargo Bank National Association complied with the servicing criteria set forth in Item 1122(d) of the Securities and Exchange Commission's Regulation AB for publicly-issued (i.e., transaction-level reporting required under the Securities Exchange Act of 1934, as amended) residential mortgage-backed securities and commercial mortgage-backed securities issued on or after January 1, 2006 for which the Company provides document custody services, excluding any publicly issued transactions issued by any government sponsored entity (the Platform) as of and for the twelve months ended December 31, 2006. Management has determined that servicing criteria 1122(d)(4)(i) and 1122(d)(4)(ii) are applicable to the activities it performs with respect to the Platform, and that all other servicing criteria set forth in Item 1122(d) are not applicable to the document custody services provided by the Company with respect to the Platform. Management is responsible for the Company's compliance with those servicing criteria. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the servicing criteria specified above and performing such other procedures as we considered necessary in the circumstances. Our examination included testing of less than all of the individual asset-backed transactions and securities that comprise the Platform, testing of less than all of the servicing activities related to the Platform, and determining whether the Company processed those selected transactions and performed those selected activities in compliance with the servicing criteria. Furthermore, our procedures were limited to the selected transactions and servicing activities performed by the Company during the period covered by this report. Our procedures were not designed to determine whether errors may have occurred either prior to or subsequent to our tests that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report for the selected transactions or any other transactions. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.

In our opinion, management's assertion that the Company complied with the aforementioned servicing criteria as of and for the period ended December 31, 2006 is fairly stated, in all material respects.

/s/ KPMG LLP

Chicago, Illinois
March 1, 2007

KPMG LLP, a U.S. limited liability partnership, is the U.S. member firm of KPMG International, a Swiss cooperative.





EX-35 (a)
(logo) FREMONT
Investment & Loan

SERVICER ANNUAL STATEMENT OF COMPLIANCE

Re: The Trusts listed on Exhibit 1

I, John Alkire, Senior Vice President, Loan Servicing for the calendar year ended December 31, 2006, certify to the Depositor, Trustee and Master Servicer listed parties to the respective Pooling and Servicing Agreements set forth on
Exhibit 1, and their respective officers, directors and affiliates, and with the knowledge and intent that they will rely upon this certification, that for the calendar year ended December 31, 2006.

(i) A review of activities of Fremont Investment & Loan (the "Servicer") during the preceding calendar year or portion thereof and of the Servicer's performance under the Pooling and Servicing Agreements listed on the attached Exhibit 1 (the "Agreements") has been made under my supervision and

(ii) To the best of my knowledge, based on such review, the Servicer has fulfilled all of its obligations under the Agreements, in all material respects throughout such year or portion thereof.

Capitalized terms used and not otherwise defined herein have the meanings assigned thereto in the related Pooling and Servicing Agreements set forth on the attached Exhibit 1.

Date: March 20, 2007

/s/ John Alkire
John Alkire
Senior Vice President, Loan Servicing



LEGAL 2727 E. IMPERIAL HWY Brea, CA 92821

Member FDIC Serving our customers since 1937


(page)


EXHIBIT 1

FREMONT

* Fremont Home Loan Trust 2006-A pursuant to a Pooling & Servicing Agreement dated May 1, 2006, among Financial Asset Securities Corp as Depositor, Fremont Investment & Loan as Sponsor, Wells Fargo Bank, N.A. as Master Servicer and HSBC Bank USA, National Association as Trustee

* Fremont Home Loan Trust 2006-B pursuant to a Pooling & Servicing Agreement dated August 1, 2006, among Fremont Mortgage Securities Corporation as Depositor, Fremont Investment & Loan as Originator, Wells Fargo Bank, N.A. as Master Servicer and HSBC Bank USA, National Association as Trustee

* Fremont Home Loan Trust 2006-C pursuant to a Pooling & Servicing Agreement dated September 1, 2006, among Fremont Mortgage Securities Corporation as Depositor, Fremont Investment & Loan as Originator, Wells Fargo Bank, N.A. as Master Servicer and HSBC Bank USA, National Association as Trustee

* Fremont Home Loan Trust 2006-D pursuant to a Pooling & Servicing Agreement dated November 1, 2006, among Fremont Mortgage Securities Corporation as Depositor, Fremont Investment & Loan as Sponsor, Wells Fargo Bank, N.A. as Master Servicer and HSBC Bank USA, National Association as Trustee

* Fremont Home Loan Trust 2006-E pursuant to a Pooling & Servicing Agreement dated December 1, 2006, among Fremont Mortgage Securities Corporation as Depositor, Fremont Investment & Loan as Sponsor, Wells Fargo Bank, N.A. as Master Servicer and HSBC Bank USA, National Association as Trustee

* Fremont Home Loan Trust 2005-A pursuant to a Pooling & Servicing Agreement dated February 1, 2005, among Fremont Mortgage Securities Corporation, Fremont Investment & Loan, Wells Fargo Bank, N.A. and HSBC Bank USA, National Association

* Fremont Home Loan Trust 2005-B pursuant to a Pooling & Servicing Agreement dated May 1, 2005, among Fremont Mortgage Securities Corporation, Fremont Investment & Loan, Wells Fargo Bank, N.A. and HSBC Bank USA, National Association

* Fremont Home Loan Trust 2005-C pursuant to a Pooling & Servicing Agreement dated July 1, 2005, among Fremont Mortgage Securities Corporation, Fremont Investment & Loan, Wells Fargo Bank, N.A. and HSBC Bank USA, National Association

* Fremont Home Loan Trust 2005-D pursuant to a Pooling & Servicing Agreement dated November 1, 2005, among Fremont Mortgage Securities Corporation, Fremont Investment & Loan, Wells Fargo Bank, N.A. and HSBC Bank USA, National Association

* Fremont Home Loan Trust 2005-E pursuant to a Pooling & Servicing Agreement dated December 1, 2005, among Fremont Mortgage Securities Corporation, Fremont Investment & Loan, Wells Fargo Bank, N.A. and HSBC Bank USA, National Association

* Fremont Home Loan Trust 2004-A pursuant to a Pooling & Servicing Agreement dated February 1, 2004, among GS Mortgage Securities Corp., Fremont Investment & Loan, Wells Fargo Bank Minnesota, National Association and HSBC Bank USA

* Fremont Home Loan Trust 2004-B pursuant to a Pooling & Servicing Agreement dated May 1, 2004, among Financial Asset Securities Corp., Fremont Investment & Loan, Wells Fargo Bank, N.A. and HSBC Bank USA

* Fremont Home Loan Trust 2004-C pursuant to a Pooling & Servicing Agreement dated August 1, 2004, among Fremont Mortgage Securities Corporation, Fremont Investment & Loan, Wells Fargo Bank, N.A. and HSBC Bank USA, National Association

* Fremont Home Loan Trust 2004-D pursuant to a Pooling & Servicing Agreement dated November 1, 2004, among Fremont Mortgage Securities Corporation, Fremont Investment & Loan, Wells Fargo Bank, N.A. and HSBC Bank USA, National Association

* Fremont Home Loan Trust 2003-A pursuant to a Pooling & Servicing Agreement dated August 1, 2003, among Financial Asset Securities Corp., Fremont Investment & Loan, Wells Fargo Bank Minnesota, National Association and HSBC Bank USA

* Fremont Home Loan Trust 2003-B pursuant to a Pooling & Servicing Agreement dated November 1, 2003, among Asset Backed Securities Corporation, Fremont Investment & Loan, Wells Fargo Bank Minnesota, National Association and HSBC Bank USA

CARRINGTON

* Carrington Mortgage Loan Trust 2005-FRE1 pursuant to a Pooling & Servicing Agreement dated October 1, 2005, among Stanwich Asset Acceptance Company, L.L.C., Deutsche Bank National Trust Company and Fremont Investment & Loan

* Carrington Mortgage Loan Trust 2006-FRE1 pursuant to a Pooling & Servicing Agreement dated June 1, 2006, among Stanwich Asset Acceptance Company, L.L.C., Fremont Investment & Loan And Wells Fargo Bank, N.A.

* Carrington Mortgage Loan Trust 2006-FRE2 pursuant to a Pooling & Servicing Agreement dated October 1, 2006, among Stanwich Asset Acceptance Company, L.L.C., Fremont Investment & Loan and Wells Fargo Bank, N.A.

CREDIT SUISSE - DLJ/CSFB

* CSFB Home Equity Pass-Through Certificates 2004-FRE1 pursuant to a Pooling & Servicing Agreement dated August 1, 2004, among Credit Suisse First Boston Mortgage Securities Corp., DLJ Mortgage Capital, INC., Fremont Investment & Loan, Wells Fargo Bank, N.A., The Murrayhill Company, and U.S. Bank National Association


(page)


DEUTSCHE

* ACE Securities Corp. Home Equity Loan Trust 2006 FM1 pursuant to a Pooling & Servicing Agreement dated August 1, 2006, among ACE Securities Corp., Fremont Investment & Loan, Wells Fargo Bank, N.A. and HSBC Bank USA, National Association

* Interim - DB Structured Products, Inc Series 2006 FM2 pursuant to a Mortgage Loan Purchase and Interim Servicing Agreement dated May 1, 2004, among Fremont Investment & Loan and DB Structured Products, Inc.

* Interim - DB Structured Products, Inc Series 2006 HE1 pursuant to Master Mortgage Loan Purchase and Interim Servicing Agreement dated May 1, 2004, among Fremont Investment & Loan and DB Structured Products, Inc.

GREENWICH

* Interim - Fremont Home Loan Trust 20061 pursuant to a Mortgage Loan Purchase and Interim Servicing Agreement dated December 1, 2005, among Financial Asset Securities Corp., Fremont Investment & Loan, Deutsche Bank National Trust Company and Wells Fargo Bank

* Fremont Home Loan Trust 2006-2 pursuant to a Pooling & Servicing Agreement dated April 1, 2006, among Fremont Investment & Loan and Greenwich Capital Financial Products, Inc.

* Interim - Fremont Home Loan Trust 2006-3 pursuant to a Mortgage Loan Purchase and Interim Servicing Agreement dated December 1, 2005, among Fremont Investment & Loan And Greenwich Capital Financial Products, Inc.

GOLDMAN SACHS

* GSAMP Trust 2006-FM2 pursuant to a Pooling & Servicing Agreement dated September 1, 2006, among GS Mortgage Securities Corp., Fremont Investment & Loan, Deutsche Bank National Trust Company and Wells Fargo Bank

* GSAMP Trust 2006-FM3 pursuant to a Pooling & Servicing Agreement dated December 1, 2006, among GS Mortgage Securities Corp., Fremont Investment & Loan, Deutsche Bank National Trust Company and Wells Fargo Bank

* Interim - GSAMP Trust 2006-HE2 pursuant to a Amended and Restated Flow Mortgage Loan Purchase and Warranties Agreement dated January 1, 2006, among Goldman Sachs Mortgage Company and Fremont Investment & Loan

* Interim - GSAMP Trust 2006-HE3 pursuant to a Amended and Restated Flow Mortgage Loan Purchase and Warranties Agreement dated January 1, 2006, among Goldman Sachs Mortgage Company and Fremont Investment & Loan

SOCIETE GENERAL

* Interim - SG Mortgage Finance Corp. 2006-FRE2 pursuant to a Amended Mortgage Loan Purchase and Interim Servicing Agreement dated June 21, 2006, among Fremont Investment & Loan and SG Mortgage Finance Corp.



Exhibit 1
Page 2





EX-35 (b)
(logo) WELLS FARGO

Corporate Trust Services
MAC N2702-011
9062 Old Annapolis Road
Columbia, MD 21045
410 884-2000
410 715-2380 Fax

Wells Fargo Bank, N.A.


March 08, 2007

Financial Asset Securities Corporation


RE: Annual Statement As To Compliance for Fremont Home Loan Trust 2006-A

Per Section 3.22 of the Pooling and Servicing Agreement, dated as of 05/01/2006, the undersigned Officer of Wells Fargo Bank, N.A., (Master Servicer), hereby certifies the following for the 2006 calendar year or portion thereof:


(a) A review of such party's activities during the preceding calendar year or portion thereof and of such party's performance under this Agreement, or such other applicable agreement in the case of a Servicing Function Participant, has been made under such officer's supervision.

(b) To the best of such officer's knowledge, based on such review, such party has fulfilled all its obligations under this Agreement, or such other applicable agreement in the case of a Servicing Function Participant, in all material respects throughout such year or portion thereof, or, if there has been a failure to fulfill any such obligation in any material respect, specifying each such failure known to such officer and the nature and status thereof.

(c) Notwithstanding anything herein to contrary (and noting that, to the extent of any inconsistency, any and all other statements, certifications or assertions herein are subject to the following): instances of noncompliance related to the subject transaction for the applicable reporting period are identified on Schedule A hereto.


Certified By:
/s/ Barry Akers
Barry Akers, Vice President

Certified By:
/s/ Gordon Johnson
Gordon Johnson, Assistant Secretary


(page)


Schedule A


Reporting Errors

During the reporting period, one or more of the monthly investor reports contained certain types of errors in regard to the calculation and or the reporting of delinquencies for the pool assets. To the best of the signing officer's knowledge, each such error, which may or may not have been material, has been identified and remedied and any related corrective action has been disclosed in a report previously filed with the SEC in respect of the reporting period.





EX-35 (c)
(logo) Wells Fargo

Coporate Trust Services
MAC N2702-011
9062 Old Annapolis Road
Columbia, MD 21045
410 844-2000
410 715-2380 Fax

Wells Fargo Bank, N.A.


March 23, 2007

Financial Asset Securities Corporation

RE: Annual Statement As To Compliance for Fremont Home Loan Trust 2006-A

Per Section 3.22 of the Pooling and Servicing Agreement, dated as of 5/1/2006, the undersigned Officer of Wells Fargo Bank, N.A., (Trust Administrator), hereby certifies the following for the 2006 calendar year or portion thereof:


(a) A review of such party's activities during the preceding calendar year or portion thereof and of such party's performance under this Agreement has been made under such officer's supervision.

(b) To the best of such officer's knowledge, based on such review, such party has fulfilled all its obligations under this Agreement in all material respects throughout such year or portion thereof, or, if there has been a failure to fulfill any such obligation in any material respect, specifying each such failure known to such officer and the nature and status thereof.

(c) Notwithstanding anything herein to contrary (and noting that, to the extent of any inconsistency, any and all other statements, certifications or assertions herein are subject to the following): instances of noncompliance related to the subject transaction for the applicable reporting period are identified on Schedule A hereto.


Certified By:
/s/ Scott Strack
Scott Strack, Vice President

Certified By:
/s/ Gordon Johnson
Gordon Johnson, Assistant Secretary


(page)


Schedule A Reporting Errors


During the reporting period, one or more of the monthly investor reports contained certain types of errors in regard to the calculation and or the reporting of delinquencies for the pool assets. To the best of the signing officer's knowledge, each such error, which may or may not have been material, has been identified and remedied and any related corrective action has been disclosed in a report previously filed with the SEC in respect of the reporting period.